Form 10-K
period 2014-12-31
Toyota Auto Receivables 2013-A Owner Trust
filed 2015-03-25
CIK 1573600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
No material updates to report.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Toyota Motor Credit Corporation (“TMCC”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2014 (the “2014 Reporting Period”) with respect to the pool assets held by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2014, and for the 2014 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

The Report on Assessment for TMCC has identified one material instance of noncompliance related to servicing criterion 1122(d)(4)(vii) – certain loss mitigation or recovery actions were not conducted in accordance with the timeframes or other requirements established by the transaction agreements.  The instances in which loss mitigation or recovery actions undertaken by TMCC were conducted in a manner inconsistent with its policies and procedures and consequently, the transaction agreements, generally fall into one of two categories: (i) “processing” – clerical and operational issues in delivery and content of notices furnished after vehicle repossession or (ii) “policy-based” – policies and procedures that do not reflect TMCC’s actual business practices.

Many of the instances of non-compliance reported with respect to servicing criterion Item 1122(d)(4)(vii) in the Form 10-Ks relating to the year ended December 31, 2013 have been remediated or have shown significant improvement for the 2014 Reporting Period.  Further, TMCC increased training of its associates, implemented greater management oversight, monitoring, quality assurance controls and internal testing for the known instances of non-compliance.

During 2014, TMCC conducted an assessment related to the TMCC’s compliance with servicing criterion 1122(d)(4)(vii).  As part of the assessment, TMCC identified key activities that could fall within the scope of servicing criterion 1122(d)(4)(vii) in order to facilitate its analysis of compliance for the 2014 Reporting Period and remediation for future compliance.  The assessment was a part of TMCC’s remediation efforts to identify, correct, and prevent material instances of non-compliance with respect to servicing criterion 1122(d)(4)(vii), particularly with respect to those key activities that may not have been fully assessed in previous reporting periods.  TMCC’s compliance review included testing samples of receivable files, including those sold to securitization trusts as well as those owned by TMCC.

The instances of non-compliance related to processing errors included (a) post-repossession notices and surplus/deficiency notices relating to vehicles sold at auction not being sent within appropriate timeframes, (b) the content of cure notices for one state not specifying the appropriate cure period, (c) the inaccurate coding of certain accounts as repossessions in the servicing system, and (d) the failure to send statement cessation notification on certain accounts.  Based on the samples of receivables tested by TMCC, the instances of non-compliance relating to processing can be extrapolated to have occurred with respect to only approximately 0.04% of the average number of receivables outstanding in securitizations during the 2014 Reporting Period.  The extrapolation does not take into account any potential sampling error.  Based on the actual sample assets selected for testing, there were processing errors with respect to one of the receivables in the Trust.

To address the processing errors, a number of measures have been or will be adopted by TMCC.  A new software package to address content and delivery of repossession related notices will be implemented in spring of 2015.  The coding in the system generating cure notices was corrected in November 2014.  Lastly, TMCC is considering greater automation, additional monitoring, testing and development of preventive and detective controls over timing of surplus or deficiency notices, system updates on repossessions and statement cessation notices.

The instances of non-compliance related to policy-based errors were originally identified during a risk assessment conducted by TMCC in 2014 and confirmed by sample tests.  Two TMCC policies were inconsistent with ongoing business practices on post repossession accounts:  (a) the timing of coding of repossessions in the servicing system, and (b) the calculation of gross obligation amount included in surplus or deficiency notices.  Even assuming these policy-based inconsistencies occurred in all repossessed accounts, TMCC estimates that less than 0.22% of the average number of receivables outstanding in securitizations during the 2014 Reporting Period were affected.  Based on the actual sample assets selected for testing, there were policy-based errors with respect to twelve of the receivables in the Trust.

To address the policy-based errors, TMCC compared business practices to company policy and investigated the inconsistencies.  The policy over timing of updates on repossessed accounts is being evaluated for modification to reflect actual business practice, consistent with any applicable legal requirements.  The policy addressing the gross obligation amount included in the surplus or deficiency notices was updated in November 2014.

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

Item 1123 of Regulation AB. Servicing Compliance Statement.
TMCC has been identified by the registrant as a servicer during the 2014 Reporting Period with respect to the pool assets held by the Trust.  TMCC has provided a statement of compliance for the 2014 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.3
Sale and Servicing Agreement, dated as of April 17, 2013, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on April 17, 2013, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2015.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2015.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2015.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.

35.1*	Servicer Compliance Statement, dated March 25, 2015, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)

Date: March 25, 2015	By: /s/ Wei Shi Wei Shi President (Senior officer in charge of securitization of the depositor)

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

4.3
Sale and Servicing Agreement, dated as of April 17, 2013, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on April 17, 2013, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2015.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2015.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2015.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.

35.1*	Servicer Compliance Statement, dated March 25, 2015, of Toyota Motor Credit Corporation.
______________
* Filed herewith