Form 10-K
period 2015-12-31
Toyota Auto Receivables 2013-A Owner Trust
filed 2016-03-25
CIK 1573600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number of issuing entity: 333-168098-07
Commission file number of depositor: 333-168098
TOYOTA AUTO RECEIVABLES 2013-A OWNER TRUST
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001573600
TOYOTA AUTO FINANCE RECEIVABLES LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001131131
TOYOTA MOTOR CREDIT CORPORATION
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0000834071
Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	38-7011158 (I.R.S. Employer Identification No. of issuing entity)

19851 S. Western Avenue EF 12 Torrance, California (Address of principal executive offices of issuing entity)	90501 (Zip Code)
Registrant's telephone number, including area code:  (310) 468-7333
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐Yes  ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐Yes  ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  ☒Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  ☐Yes  ☐No
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
  ☐Yes  ☒No
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
Item 4.    Mine Safety Disclosures.
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
Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.
Each of Toyota Motor Credit Corporation (“TMCC”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2015 (the “2015 Reporting Period”) with respect to the pool assets held by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2015, and for the 2015 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
TMCC’s compliance review tested samples of receivable files sold to public securitization trusts.  The Report on Assessment for TMCC has identified two material instances of noncompliance related to servicing criterion:
•
1122(d)(4)(vi) – certain changes to the terms of obligors’ pool assets were not made in accordance with the transaction agreements and related pool asset documents.   The instances in which certain changes to the terms of obligor’s pool assets were not made in accordance with the transaction documents and related pool asset documents generally fell into one category: “processing” – certain due date changes were granted in a manner inconsistent with TMCC’s policies and procedures, and consequently, the transaction agreements.

The instances of non-compliance related to certain changes to the terms of obligors’ pool assets included instances where customer signatures were not obtained from customers when granting a due date change, as required by applicable state regulations.  Based on the samples of receivables tested, the instances of non-compliance relating to processing can be extrapolated to have occurred with respect to less than 0.02% of the average number of receivables outstanding in securitizations during the 2015 Reporting Period.  The extrapolation does not take into account any potential sampling error.  Based on the actual sample assets selected for testing, there were processing errors with respect to none of the receivables in the Trust.
To address this processing error, TMCC is considering greater automation, additional monitoring, and testing and development of additional preventive and detective controls.
•
1122(d)(4)(vii) – certain loss mitigation or recovery actions were not conducted in accordance with the timeframes or other requirements established by the transaction agreements.  The instances in which loss mitigation or recovery actions undertaken by TMCC were conducted in a manner inconsistent with its policies and procedures and consequently, the transaction agreements, generally fell into one of two categories: (i) “processing” – clerical and operational issues in delivery and content of notices or system updates on delinquent receivables or (ii) “policy-based” – policy and procedures that do not reflect TMCC’s actual business practices.

The instances of non-compliance related to processing errors included (a) the failure to send a notification of billing statement cessation on certain receivables after bankruptcy filing, (b) content of surplus/deficiency notices on vehicles sold at auction, and (c) the inaccurate coding of the type of repossession in the servicing system.  Based on the samples of receivables tested, the instances of non-compliance relating to processing can be extrapolated to have occurred with respect to less than 0.03% of the average number of receivables outstanding in securitizations during the 2015 Reporting Period.  The extrapolation does not take into account any potential sampling error.  Based on the actual sample assets selected for testing, there were processing errors with respect to one of the receivables in the Trust.
In order to address the processing errors, TMCC has already implemented additional monitoring activities, including additional monitoring by TMCC and its vendor agents over the bankruptcy statement cessation notices and more frequent monitoring of repossession status.  Additionally, TMCC is considering system enhancements and increased automation, increased awareness campaigns and monitoring for activities incapable of complete automation, and testing and development of additional preventive and detective controls.
The instances of non-compliance related to policy-based errors included (a) timing of coding repossessions in the servicing system, and (b) timing of outbound call attempts.
Based on the samples of receivables tested, the instances of non-compliance relating to policy-based errors can be extrapolated to have occurred with respect to less than 0.47% of the average number of receivables outstanding in securitizations during the 2015 Reporting Period.  The extrapolation does not take into account any potential sampling error.  Based on the actual sample assets selected for testing, there were policy-based errors with respect to none of the receivables in the Trust.
In order to address the policy-based errors, in February 2016, TMCC modified the debt collection policy over timing of outbound call attempts to reflect actual business practice.  Further, TMCC is evaluating system enhancements related to the timing of coding repossessed receivables in order to prevent the repossession date in the servicing system from preceding the vehicle retrieval date.
TMCC believes that no material impact resulted from the material instances of noncompliance because these inconsistencies did not result in any material adverse effect on security holders or the amounts or timing of payments to security holders.
Neither the Report on Assessment nor the Attestation Report for Deutsche Bank Trust Company Americas has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Deutsche Bank Trust Company Americas.
In order to address the processing-based errors related to servicing criterion 1122(d)(4)(vii) that were previously identified in the report by TMCC on its assessment of compliance with applicable servicing criteria during the year ended December 31, 2014, TMCC implemented a new software package to address content and delivery of repossession related notices in spring of 2015, corrected coding in its system related to the generation of cure notices, and implemented greater automation, additional monitoring and testing and developed preventive and detective controls over timing of surplus or deficiency notices, system updates on repossessions and statement cessation notices.  In order to address the policy-based errors related to servicing criterion 1122(d)(4)(vii) that were previously identified in the report by TMCC on its assessment of compliance with applicable servicing criteria during the year ended December 31, 2014, TMCC modified its applicable policies to reflect its actual business practices, consistent with any applicable legal requirements.  Further, TMCC increased training of its associates, implemented greater management oversight, monitoring, quality assurance controls and internal testing for such processing- and policy-based errors.
Item 1123 of Regulation AB.  Servicer Compliance Statement.
TMCC has been identified by the registrant as a servicer during the 2015 Reporting Period with respect to the pool assets held by the Trust.  TMCC has provided a statement of compliance for the 2015 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
    (1) Not applicable.
    (2) Not applicable.
    (3) See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K.
Exhibit Number	Description
3.1
Certificate of Formation of Toyota Auto Finance Receivables LLC (“TAFR LLC”) (included in Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 (333-159170), as filed by the registrant with the Commission on May 28, 2009, which is incorporated herein by reference).

3.2
Limited Liability Company Agreement of TAFR LLC (included in Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-3 (333-159170), as filed by the registrant with the Commission on May 28, 2009, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2016.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2016.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 26, 2016.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2016.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 26, 2016.

35.1*	Servicer Compliance Statement, dated March 25, 2016, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC
(Depositor)

Date: March 25, 2016	By: /s/ Wei Shi

Wei Shi
President and Chief Executive Officer
(Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Formation of Toyota Auto Finance Receivables LLC (“TAFR LLC”) (included in Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 (333-159170), as filed with the Commission on May 28, 2009, which is incorporated herein by reference).

3.2
Limited Liability Company Agreement of TAFR LLC (included in Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-3 (333-159170), as filed with the Commission on May 28, 2009, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2016.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2016.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 26, 2016.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2016.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 26, 2016.

35.1*	Servicer Compliance Statement, dated March 25, 2016, of Toyota Motor Credit Corporation.
_____________
* Filed herewith